Form 10-K405
period 1996-12-31
FIRST NATIONAL BANK OF ATLANTA; WACHOVIA CREDIT CARD MASTER TRUST
filed 1997-08-27
CIK 36604, 1002439

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996
                        Commission file number: 33-95714

   FIRST NATIONAL BANK OF ATLANTA (Delaware) d/b/a Wachovia Bank Card Services
                 on behalf of WACHOVIA CREDIT CARD MASTER TRUST
(issuer in respect of the Wachovia Credit Card Trust Floating Rate Asset Backed
                                 Certificates)
             -exact name of registrant as specified in its charter-

    United States of America                                    22-2716130
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

Address of principal executive offices (include zip code):
                                  77 Read's Way
                          New Castle Corporate Commons
                           New Castle, Delaware 19720

Registrant's telephone number:   (302) 323-2359
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed
     Certificates, Series 1995-1
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed
     Certificates, Series 1995-1

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

Documents Incorporated By Reference.  None.

                                     PART I

Item 1. Business
                The Trust engages in the business of acquiring and holding receivables, issuing Series of Certificates and the related Transferor Certificate, making payments thereon and engaging in related activities (including, with respect to any Series, obtaining any Enhancement and entering into an Enhancement agreement relating thereto).

Item 2. Properties
                Not Applicable.

Item 3. Legal Proceedings
                There are no material pending legal proceedings with respect to the Wachovia Credit Card Master Trust (the "Trust") involving the Trust, Bank of New York, as Trustee, or The First National Bank of Atlanta, as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4. Submission Of Matters To A Vote Of Security Holders
                None.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         (a) Market Information. There is no established public trading market for the Certificates.

         (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates.

         (c) Dividends.  Not Applicable.

Item 6. Selected Financial Data
         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Not Applicable.

Item 8. Financial Statements and Supplementary Data
         Not Applicable.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.
         None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         Not Applicable.

Item 11. Executive Compensation
         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a) Security Ownership of Certain Beneficial Owners. The Certificates of each Class of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC") , and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. At December 31, 1996, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on the date:


                                                                                          Percentage
    Title of                                                       Aggregate Amount           of
     Class           Name                                        of Certificates Held      Ownership

 Series 1995-1       Bank of New York                         $           170,500,000          36.08%
    Class A          Bankers Trust Company                                 25,000,000           5.29%
                     Chase Manhattan Bank, N.A. (The)                      66,500,000          14.07%
                     Citibank, N.A.                                        62,000,000          13.12%
                     Morgan Guaranty Trust Co.                             68,000,000          14.39%


The address of each of the above participants is:
                  C/O The Depository Trust Company
                  55 Water Street
                  New York, NY  10041

   (b)   Security Ownership of Management.  Not Applicable.

   (c)   Changes in Control.  Not Applicable.

Item 13. Certain Relationships and Related Transactions.  None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.  The Annual Servicer's Certificate.

                  2. Report of Management of Credit Card Trust Control Structure Policies and Procedures and Pooling and Servicing Agreement Compliance.

                  3. The Annual Accountants' Report On Applying Agreed-Upon Procedures.

                  4. The Annual Accountants' Report on control structure policies and procedures.

                  5.  The Annual Accountants' Report on management compliance.

         (b) No reports on Form 8-K were filed by the Trust during the period covered by this report.

         (c)      See (a) above.

         (d)      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First National Bank of Atlanta (Delaware) d/b/a Wachovia Bank Card Services
                                    As originator of Trust Registrant


Date: 3/21/97                       By: /s/ D. G. Landrum
 .
                                    D. G. Landrum
                                    Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                                   Title


/s/ Beverly B. Wells
________________________________            President and Director
Beverly B. Wells


/s/ Donald K. Truslow
________________________________            Comptroller (Principal Financial
Donald K. Truslow                           Officer and Principal Accounting
                                            Officer)

/s/ John C. McLean, Jr.
________________________________            Chairman and Director
John C. McLean, Jr.


/s/ J. Peirce Anderson, Esq.
________________________________            Director
J. Peirce Anderson, Esq.

/s/ John E. F. Corson
________________________________            Director
John E. F. Corson

/s/ Martin I. Lubaroff, Esq.
________________________________            Director
Martin I. Lubaroff, Esq.

/s/ Richard G. McCauley, Esq.
________________________________            Director
Richard G. McCauley, Esq.

                                INDEX TO EXHIBITS



Exhibit
Number            Description of Exhibit                                                    Sequential Page Number

99.1.             Annual Servicer's Certificate.                                                       6

99.2.             Report of Management of Credit Card Trust Control Structure Policies               7-8
                  and Procedures and Pooling and Servicing Agreement Compliance.

99.3.             Independent Accountants'  Report On Applying Agreed-Upon                          9-11
                  Procedures.

99.4.             Independent Accountants' Report on control structure policies and                12-14
                  procedures.

99.5.             Independent Accountants' Report on  management compliance.                       15-16
