Form 10-K
period 1997-12-31
FIRST NATIONAL BANK OF ATLANTA; WACHOVIA CREDIT CARD MASTER TRUST
filed 1998-03-31
CIK 36604, 1002439

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997
Commission files number: 33-95714  & 33-99442-01

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

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.
	None.

PART III

Item 10. Directors and Executive Officers of the Registrant
	Not Applicable.

Item 11. Executive Compensation
	Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a)	Security Ownership of Certain Beneficial Owners.  The Certificates of
each Class of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997. At December 31, 1997, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date:

								Percentage
Title of				Aggregate Amount         of
Class           Name             of Certificates     Ownership
					     Held
Series 1995-1  Bank of New York  $298,496,000            63.17%
  Class A      Bankers Trust
		   Company		  30,000,000             6.35%
		  Chase Manhattan
                 Bank, N.A. (The)  71,504,000            15.13

The address of each of the above participants is:
	C/O The Depository Trust Company
	55 Water Street
	New York, NY  10041

(b)  Security Ownership of Management.  Not Applicable.

(c)  Changes in Control.  Not Applicable.

Item 13. Certain Relationships and Related Transactions.  None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
 	(a)	1.  Annual Servicer's Certificate.

2.  Independent Accountants' Report on Applying Agreed-Upon
Procedures.

3.  Independent Accountants' Report on internal control.

4.  Report of Management on internal control.

5.  Independent Accountants' Report on compliance.

6.  Report of Management on Compliance.

(b)	Reports on Form 8-K were filed monthly by the Trust during the period covered by this report.

	(c)	See (a) above.

	(d)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

				First National Bank of Atlanta (Delaware) d/b/a Wachovia Bank Card Services
				As originator of Trust Registrant


Date:         		By:
				\s\ Cecile K. Bazaz
				Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

	Signature				Title


_____________________________		President and Director
\s\ Charles M. Hegarty


_____________________________		Comptroller (Principal Financial
\s\ Donald K. Truslow			Officer and Principal Accounting
						Officer)

_____________________________		Chairman and Director
\s\ Beverly B. Wells

_____________________________		Director
\s\ J. Peirce Anderson, Esq.

_____________________________		Director
\s\ John E. F. Corson

_____________________________		Director
\s\ Martin I. Lubaroff, Esq.

_____________________________		Director
\s\ Richard G. McCauley, Esq.

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit			Sequential Page Number

99.1.  	Annual Servicer's Certificate.				       6

99.2		Independent Accountants'  Report on
Applying Agreed-Upon Procedures.                          7-10

99.3.  	Independent Accountants' Report on internal control.

99.4.		Report of Management on Internal Control.			13

99.5.  	Independent Accountants' Report on compliance.	 	    14-15

99.6.		Report of Management on Compliance.			       16

Exhibit 99.1

THE FIRST NATIONAL BANK OF ATLANTA

WACHOVIA CREDIT CARD MASTER TRUST


The undersigned, a duly authorized representative of the The First National Bank of Atlanta ("FNBA"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of October 26, 1995 (the "Pooling and Servicing Agreement") by and between FNBA and The Bank of New York (Delaware), as trustee (the "Trustee") does hereby certify that:

1. FNBA is Servicer under the Pooling and Servicing Agreement.

2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

3. This certificate is delivered pursuant to Section 3.5 of the Pooling and Servicing Agreement.

4. A review of the activities of the Servicer during the period of November 1, 1996 to October 31, 1997 was conducted under the supervision of a servicing officer of FNBA.

5. Based on such review, the Servicer has, to the best of the knowledge of the undersigned, fully performed all its obligations under the Pooling and Servicing Agreement throughout such period and no fault in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Pooling and Servicing Agreement, including any Supplement, known to the undersigned to have been made during such period which sets forth in detail (i) the nature of each such default, (ii) the action taken by the Servicer, if any, to remedy each such default and (iii) the current status of each such fault:

NONE

IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 17th day of November, 1997.

							________________________
							\s\  Cecile K. Bazaz
							Senior Vice President

Exhibit 99.2
Report of Independent Accountants
on Applying Agreed-Upon Procedures


The First National Bank of Atlanta
77 Reeds Way
New Castle Corporate Commons
New Castle, Delaware 19720

and

The Bank of New York
101 Barclay Street
Corporate Backed Asset Unit
New York, NY 10286

Wachovia Credit Card Master Trust Series 1995-1

We have performed the procedures enumerated below, which were agreed to by The First National Bank of Atlanta (the "Company"), a wholly-owned subsidiary of Wachovia Corporation and The Bank of New York, solely to assist you with respect to the monthly servicer's certificates (the "certificates") prepared by the Company during the period November 1, 1996 through October 31, 1997 pursuant to subsection 3.6(b) of the Pooling and Servicing Agreement dated as of October 26, 1995 between The First National Bank of Atlanta and The Bank of New York, Trustee of the Wachovia Credit Card Master Trust. This engagement to apply agreed-upon procedures was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the specified users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or any other purpose.

We performed the procedures enumerated in the letter dated November 1, 1997 to the Company and Wachovia Bank, N.A., included as Attachment A to this letter, to each certificate prepared by the Company pursuant to subsection 3.6(b) of the Agreement for the period November 1, 1996 through October 31, 1997. As a result of the procedures performed, we noted the following instances where amounts set forth in the certificates did not agree to recalculated amounts or were not in agreement with the corresponding amounts in the Company's servicing records (page numbers below refer to the sequential pagination in the certificate):


The Required Seller's Interest amount on Page 3 of the certificate for the months of November 1996 through September 1997 was computed as 5% of the End of Period Principal Receivables. In accordance with the Agreement the Required
Seller's Interest should be computed as 5% of the Average Principal
Receivables for the preceding monthly period plus the Excess Funding Amount.
This resulted in the following differences:
			    Monthly	 Page	Reported  Recalculated
Line Item Description  Certificate No.  Amount     Amount         Difference
Required Seller's
Interest            November  3  96,684,363.12  96,031,779.92     652,583.20

Required Seller's
Interest             December  3  99,012,673.21  96,456,072.10   2,556,601.11

Required Seller's
Interest             January   3  97,333,182.69  97,848,518.17    -515,335.48

Required Seller's
Interest             February  3  95,718,193.96  98,172,927.95  -2,454,733.99

Required Seller's
Interest             March     3  94,285,685.14  96,525,688.32  -2,240,003.18

Required Seller's
Interest             April     3  93,798,435.26  95,001,939.55  -1,203,504.29

Required Seller's
Interest             May       3  92,915,489.58  94,042,060.20  -1,126,570.62

Required Seller's
Interest             June      3  92,529,065.75  93,356,962.42    -827,896.67

Required Seller's
Interest             July      3  92,477,336.91  92,722,277.67    -244,940.76

Required Seller's
Interest             August    3  93,600,482.80  92,503,201.33   1,097,281.47

Required Seller's
Interest             September 3  93,138,138.08  93,038,909.85      99,228.23


Late fee income of $217.69 was omitted from the The End of Period Finance
Charge Receivables amount on Page 2 of the August 1997 certificate. This omission resulted in the following differences:

			    Monthly	 Page	Reported  Recalculated
Line Item Description  Certificate No.  Amount     Amount         Difference

End of Period Finance
Charge Receivables     August    2  23,041,735.69   23,041,953.38     -217.69

Beginning of Period Finance
Charge Receivables     September 2  23,041,735.69   23,041,953.38     -217.69

Collections of Principal
Receivables            September 3 179,275,716.81  179,275,499.12      217.69

Collections of Finance
Charge Receivables     September 3  23,041,735.69   23,041,953.38     -217.69

Total Finance Charge
Collections            September 3  24,505,067.30   24,505,284.99     -217.69

Available Series 1995-1
Finance Charge
Collections            September 4   6,515,664.49    6,515,722.63      -58.14

Class A Available Finance
Charge Collections     September 4   5,815,230.55    5,815,282.45      -51.90

Excess Spread Class A  September 4   1,598,594.11    1,598,646.00      -51.89

Class B Available Finance
Charge Collections     September 4     342,072.39      342,075.44       -3.05

Excess Spread Class B  September 4     190,451.29      190,454.35       -3.06

Class C Available Finance
Charge Collections     September 4     358,361.55      358,364.74       -3.19

Excess Spread Class C  September 4     358,361.55      358,364.74       -3.19

Total Excess Finance
Charge Collections     September 4   2,147,406.95    2,147,465.09      -58.14

			    Monthly	 Page	Reported  Recalculated
Line Item Description  Certificate No.  Amount     Amount         Difference
Shared Excess Finance
Charge Collections    September 5   1,787,011.65   1,787,069.79      -58.14

Portfolio Yield (current
month)                September 5       12.1250%       12.1251%    -0.0001%

Portfolio Adjusted
Yield                 September 5        4.1500%        4.1501%    -0.0001%

Gross Yield
(annualized)          September 5       16.6376%       16.6377%    -0.0001%

Excess Finance Charge
Collections %         September 5        4.2888%        4.2889%    -0.0001%

Class A Monthly Principal
Amount                September 6  42,735,777.76  42,735,725.87       51.89

Class B Monthly Principal
Amount                September 6   2,513,869.28   2,513,866.23        3.05

Class C Monthly Principal
Amount                September 6   2,633,577.34   2,633,574.14        3.20

Total Monthly
Principal             September 6  47,883,224.38  47,883,166.24       58.14

Portfolio Yield (prior
month)                October   5       12.1250%       12.1251%    -0.0001%

We were not engaged to, and did not, perform an audit, the objective of which would be the expression of an opinion on the specified items included in the certificates. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the use of the specified users listed above and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record as a result of being included as an exhibit to the annual report on Form 10-K prepared by the Company and filed with the Securities and Exchange Commission on behalf of the Wachovia Credit Card Master Trust and its distribution is not limited.



\s\ ERNST & YOUNG LLP
November 17, 1997

									Exhibit 99.3

Report of Independent Accountants


The First National Bank of Atlanta
77 Reeds Way
New Castle Corporate Commons
New Castle, Delaware 19720

and

The Bank of New York
101 Barclay Street
Corporate Backed Asset Unit
New York, NY 10286

Wachovia Credit Card Master Trust

We have examined management's assertion that The First National Bank of Atlanta (the "Company"), a wholly-owned subsidiary of Wachovia Corporation, maintained effective internal control over the servicing of credit card accounts and preparation of monthly servicer's certificates pursuant to the Wachovia Credit Card Master Trust (the "Trust") Pooling and Servicing Agreement dated October 26, 1995 and the Series 1995-1 Supplement to the Pooling and Servicing Agreement dated October 26, 1995 (together the "Agreement"), between the Company and The Bank of New York, as of October 31, 1997, included in the accompanying Report of Management on Internal Control.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over the servicing of credit card accounts and the preparation of monthly servicer's certificates, testing, and evaluating the design and operating effectiveness of the internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control over the servicing of credit card accounts and preparation of monthly servicer's certificates to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the Company maintained effective internal control over the servicing of credit card accounts and preparation of monthly servicer's certificates is fairly stated as of October 31, 1997, in all material respects, based upon the following criteria:

  The controls provide reasonable assurance that funds collected are remitted to The Bank of New York (the "Trustee") in accordance with the Agreement.

  The controls provide reasonable assurance that Trust assets are segregated from those retained by the Company in accordance with the Agreement.

  The controls provide reasonable assurance that expenses incurred by the Trust are calculated and remitted in accordance with the Agreement.

  The controls provide reasonable assurance that the addition of accounts to the Trust are authorized in accordance with the Agreement.

  The controls provide reasonable assurance that the removal of accounts from the Trust are authorized in accordance with the Agreement.

  The controls provide reasonable assurance that monthly servicer's certificates provided to the Trustee are reviewed by the Vice President or above prior to distribution.

  The controls provide reasonable assurance that monthly servicer's certificates contain all required information in accordance with the Agreement.


\s\ ERNST & YOUNG LLP

November 17, 1997

									Exhibit 99.4

Report of Management on Internal Control



The First National Bank of Atlanta (the "Company"), a wholly-owned subsidiary of Wachovia Corporation, is responsible for establishing and maintaining effective internal control over the servicing of credit card accounts and preparation of monthly servicer's certificates pursuant to the Wachovia Credit Card Master Trust (the "Trust") Pooling and Servicing Agreement dated October 26, 1995 between The First National Bank of Atlanta and The Bank of New and the Series 1995-1 Supplement to the Pooling and Servicing Agreement (together the "Agreement"). The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to the servicing of credit card accounts and preparation of monthly servicer's certificates. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Company's internal control over the servicing of credit card accounts and preparation of monthly servicer's certificates pursuant to the Agreement and Supplement as of October 31, 1997. Based on this assessment, management believes that the Company maintained effective internal control over the servicing of credit card accounts and preparation of monthly servicer's certificates as of October 31, 1997 based upon the following criteria:

  The controls provide reasonable assurance that funds collected are remitted to The Bank of New York (the "Trustee") in accordance with the Agreement.

  The controls provide reasonable assurance that Trust assets are segregated from those retained by the Company in accordance with the Agreement.

  The controls provide reasonable assurance that expenses incurred by the Trust are calculated and remitted in accordance with the Agreement.

  The controls provide reasonable assurance that the addition of accounts to the Trust are authorized in accordance with the Agreement.

  The controls provide reasonable assurance that the removal of accounts from the Trust are authorized in accordance with the Agreement.

  The controls provide reasonable assurance that monthly servicer's certificates provided to the Trustee are reviewed by the Vice President or above prior to distribution.

  The controls provide reasonable assurance that monthly servicer's certificates contain all required information in accordance with the Agreement.





				   	\s\ Charles M. Hegarty
   					President
					The First National Bank of Atlanta





					\s\ Cecile K. Bazaz
   					Senior Vice President
The First National Bank of Atlanta

										Exhibit 99.5

Independent Accountants' Report


The First National Bank of Atlanta
77 Reeds Way
New Castle Corporate Commons
New Castle, Delaware 19720

and

The Bank of New York
101 Barclay Street
Corporate Backed Asset Unit
New York, NY 10286


Wachovia Credit Card Master Trust

We have examined management's assertion, about The First National Bank of Atlanta's (the "Company"), a wholly-owned subsidiary of Wachovia Corporation, compliance with the terms and conditions of Sections 3.2, 3.4, 4.2 and 4.3 of the Pooling and Servicing Agreement dated as of October 26, 1995, between The First National Bank of Atlanta and The Bank of New York (the "Agreement") and
Section 7, Article IV of the Series 1995-1 Supplement to the Pooling and Servicing Agreement (the "Supplement"), during the period November 1, 1996 through October 31, 1997, included in the accompanying Report of Management on Compliance. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company was in compliance with the terms and conditions of the sections of the Agreement and the provisions of the Supplement, referred to above, for the period November 1, 1996 to October 31, 1997, is fairly stated, in all material respects.



							\s\ ERNST & YOUNG LLP
November 17, 1997

										Exhibit 99.6

Report of Management on Compliance



The First National Bank of Atlanta (the "Company"), a wholly-owned subsidiary of Wachovia Corporation, is responsible for compliance with Sections 3.2, 3.4,
4.2 and 4.3 of the Pooling and Servicing Agreement between The First National Bank of Atlanta and The Bank of New York dated October 26, 1995 ("the Agreement") and Section 7, Article IV of the Series 1995-1 Supplement to the Pooling and Servicing Agreement dated October 26, 1995 (the "Supplement").

Management assessed compliance by the Company with the terms and conditions of Sections 3.2, 3.4, 4.2 and 4.3 of the Agreement and Section 7, Article IV of the Supplement during the period November 1, 1996 through October 31, 1997. Based on this assessment, management believes the Company complied, in all material respects, with the terms and conditions of the Agreement and Supplement referred to above for the period November 1, 1996 through October 31, 1997.





					\s\ Charles M. Hegarty
President
					The First National Bank of Atlanta



					\s\ Cecile K. Bazaz
   					Senior Vice President
					The First National Bank of Atlanta