Form 10-K
period 1998-12-31
FIRST NATIONAL BANK OF ATLANTA
filed 1999-03-29
CIK 36604

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998
                 Commission files number: 33-95714 & 33-99442-01

   FIRST NATIONAL BANK OF ATLANTA (Delaware) d/b/a Wachovia Bank Card Services
                 On behalf of WACHOVIA CREDIT CARD MASTER TRUST
(issuer in respect of the Wachovia Credit Card Trust Floating Rate Asset
                              Backed Certificates)
--------------------------------------------------------------------------------
             -exact name of registrant as specified in its charter-

United States of America                                    22-2716130
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

Address of principal executive offices (include zip code):
                                  77 Reed's Way
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

Item 2. Properties
                Not Applicable.

Item 3. Legal Proceedings
                There are no material pending legal proceedings with respect to the Wachovia Credit Card Master Trust involving the Trust or The First National Bank of Atlanta, as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the applicable Pooling and Servicing Agreement.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk Not Applicable.

Item 8. Financial Statements and Supplementary Data
        Not Applicable.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.
        None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant
        Not Applicable.

Item 11. Executive Compensation
        Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   (a) Security Ownership of Certain Beneficial Owners. The Certificates of each Class of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. At December 31, 1998, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date:

                                                                           Percentage
   Title of                                            Aggregate Amount       of
    Class          Name                                of Certificates     Ownership
    -----          ----                                ---------------     ---------
                                                             Held
                                                             ----

Series 1995-1      Bank of New York                   $     196,476,000       41.58%
   Class A         Chase Manhattan Bank                     104,024,000       22.02%
                   Bankers Trust Company                     67,250,000       14.23%
                   Barclays Global Investors, N.A.           43,000,000        9.10%
                   State Street Bank & Trust Company         25,000,000        5.29%



The address of each of the above participants is:
               C/O The Depository Trust Company
               55 Water Street
               New York, NY  10041

   (b)  Security Ownership of Management.  Not Applicable.

   (c)  Changes in Control.  Not Applicable.

Item 13. Certain Relationships and Related Transactions.  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
        (a)    1. The Annual Servicer's Certificate.

               2. Report of Independent Accountants on Applying Agreed-Upon
                  Procedures.

               3. Report of Independent Accountants on internal control.

               4. Report of Management on Internal Control.

               5. Report of Independent Accountants on compliance.

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

                    First National Bank of Atlanta (Delaware)
                        d/b/a Wachovia Bank Card Services
                        As originator of Trust Registrant


Date:  March 22, 1999                       By: Michael L. Scheuerman
                                                ---------------------
                                                Michael L. Scheuerman
                                                Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                               Title


Charles M. Hegarty                              President and Director
---------------------------------
Charles M. Hegarty


Donald K. Truslow                               Comptroller (Principal Financial
---------------------------------               Officer and Principal
Donald K. Truslow                               Accounting Officer)


Beverly B. Wells                                Chairman and Director
---------------------------------
Beverly B. Wells

J. Pierce Anderson, Esq.                        Director
---------------------------------
J. Pierce Anderson, Esq.

John E. F. Corson                               Director
---------------------------------
John E. F. Corson

Martin I. Lubaroff, Esq.                        Director
---------------------------------
Martin I. Lubaroff, Esq.

Richard G. McCauley, Esq.                       Director
---------------------------------
Richard G. McCauley, Esq.

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Exhibit                                       Sequential Page Number
------         ----------------------                                       ----------------------

99.1.          The Annual Servicer's Certificate.                                      6

99.2.          Report of Independent Accountants on Applying Agreed-Upon             7-8
               Procedures.

99.3.          Report of Independent Accountants on Internal Control.               9-10

99.4.          Report of Management on Internal Control.                              11

99.5.          Report of Independent Accountants on Compliance.                       12

99.6.          Report of Management on Compliance.                                    13