Form 10-K
period 1999-12-31
FIRST NATIONAL BANK OF ATLANTA
filed 2000-03-28
CIK 36604

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999
                 Commission files number: 33-95714 & 33-99442-01

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

Securities registered pursuant to Section 12(g) of the Act:
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed
 Certificates, Series 1995-1
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed
 Certificates, Series 1995-1
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed
 Certificates, Series 1999-1
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed
 Certificates, Series 1999-1
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed
 Certificates, Series 1999-2
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed
 Certificates, Series 1999-2

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

Item 4. Submission of Matters to A Vote of Security Holders
-----------------------------------------------------------
                None.

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

Item 8. Financial Statements and Supplementary Data
         Not Applicable.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.
         None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         Not Applicable.

Item 11. Executive Compensation
         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a) Security Ownership of Certain Beneficial Owners. The Certificates of each Class of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. At December 31, 1999, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date:

                                                                                                 Percentage
    Title of                                                            Aggregate Amount             of
      Class            Name                                           of Certificates Held       Ownership
----------------       --------------------------------               ---------------------      ----------
  Series 1995-1        Bank of New York                                   $202,075,000           42.77%
     Class A           Chase Manhattan Bank                                121,635,000           25.74%
                       Citibank, N.A.                                       26,500,000            5.61%
                       Northern Trust Company                               37,250,000            7.88%
                       State Street Bank & Trust Company                    25,000,000            5.29%

  Series 1999-1        Bank of New York                                   $ 96,000,000           11.58%
     Class A           Chase Manhattan Bank                                 85,000,000           10.26%
                       Bankers Trust Company                               276,000,000           33.30%
                       Boston Safe Deposit and Trust Company               181,500,000           21.90%
                       Citibank, N.A.                                       77,500,000            9.35%

  Series 1999-1        Bankers Trust Company                              $ 53,757,250            6.49%
     Class B

  Series 1999-2        Bank of New York                                   $ 29,000,000            6.27%
     Class A           Citibank, N.A.                                       25,000,000            5.41%
                       Deutsche Bank A.G.                                   40,000,000            8.65%
                       Northern Trust Company                               50,000,000           10.81%
                       State Street Bank & Trust Company                   255,000,000           55.14%

  Series 1999-2        Bank of New York                                   $ 19,000,000            4.11%
     Class B


The address of each of the above participants is:
                  C/O The Depository Trust Company
                  55 Water Street
                  New York, NY  10041

   (b)   Security Ownership of Management.  Not Applicable.

   (c)   Changes in Control.  Not Applicable.

Item 13. Certain Relationships and Related Transactions.  None.

                                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     99.1.    The Annual Servicer's Certificate.

                  99.2. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 1995-1).

                  99.3. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 1999-1).

                  99.4. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 1999-2).

                  99.5.    Report of Independent Accountants on Internal
                           Control.

                  99.6.    Report of Management on Internal Control.

                  99.7.    Report of Independent Accountants on Compliance.

                  99.8.    Report of Management on Compliance.
 .

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

                                    First National Bank of Atlanta (Delaware) d/b/a Wachovia Bank Card Services
                                    As originator of Trust Registrant


Date: March 24, 2000                By: Michael L. Scheuerman
                                        ----------------------
                                        Michael L. Scheuerman
                                        Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


         Signature                                   Title                         Date


Charles M. Hegarty                  President and Director                      March 23, 2000
------------------
Charles M. Hegarty


Donald K. Truslow                   Comptroller (Principal Financial            March 16, 2000
-----------------                     Officer and Principal Accounting
Donald K. Truslow                     Officer)


Beverly B. Wells                    Chairman and Director                       March 17, 2000
----------------
Beverly B. Wells


J. Peirce Anderson, Esq.            Director                                    March 17, 2000
------------------------
J. Peirce Anderson, Esq.



John E. F. Corson                   Director                                    March 20, 2000
-----------------
John E. F. Corson

Martin I. Lubaroff, Esq.            Director                                    March 18, 2000
------------------------
Martin I. Lubaroff, Esq.

Richard G. McCauley                 Director                                    March 20, 2000
------------------------
Richard G. McCauley

INDEX TO EXHIBITS


Exhibit
Number            Description of Exhibit                                        Sequential Page Number
----------        --------------------------------------------------------      ----------------------

99.1.             The Annual Servicer's Certificate.                                       7

99.2.             Report of Independent Accountants on Applying Agreed-Upon              8-9
                    Procedures (Series 1995-1).

99.3.             Report of Independent Accountants on Applying Agreed-Upon            10-11
                    Procedures (Series 1999-1).

99.4.             Report of Independent Accountants on Applying Agreed-Upon            12-13
                    Procedures (Series 1999-2).

99.5.             Report of Independent Accountants on Internal Control.               14-15

99.6.             Report of Management on Internal Control.                               16

99.7.             Report of Independent Accountants on Compliance.                        17

99.8.             Report of Management on Compliance.                                     18
