Form 10-K
period 2000-12-31
FIRST NATIONAL BANK OF ATLANTA; PARTNERS FIRST CREDIT CARD MASTER TRUST
filed 2001-03-29
CIK 36604, 1063786

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

                 Commission File Nos. 033-95714 and 333-29495-01

         THE FIRST NATIONAL BANK OF ATLANTA, as Transferor and Servicer
              On behalf of Partners First Credit Card Master Trust
             (Exact Name of Registrant as Specified in its Charter)

                     PARTNERS FIRST CREDIT CARD MASTER TRUST
                     (Issuer with respect to the Securities)

       Delaware                                          22-2716130
(State of Organization)                     (I.R.S. Employer Identification No.)

                                  77 Read's Way
                          New castle Corporate Commons
                           New Castle, Deleware 19720
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, including Area Code: (302) 323-2359

        Securities Registered Pursuant to Section 12(b) of the Act: None


           Securities Registered Pursuant to Section 12(g) of the Act:
Partners First Credit Card Master Trust Class A Floating Rate Asset Backed Certificates, Series 1998-2
Partners First Credit Card Master Trust Class B Floating Rate Asset Backed Certificates, Series 1998-2
Partners First Credit Card Master Trust Class A Floating Rate Asset Backed Certificates, Series 1998-3
Partners First Credit Card Master Trust Class B Floating Rate Asset Backed Certificates, Series 1998-3

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]       No [ ]

This Annual Report of Form 10-K is filed in reliance on a series of no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division"), stating that the Division would raise no objection if issuers of master trust asset-backed securities generally file a monthly Report on Form 8-K summarizing the performance of the assets of the master trust and file an Annual Report on Form 10-K in the manner set forth below in order to comply with Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1.     Business

         The Partners First Credit Card Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement, dated as of January 29, 1998 (as may have been amended, restated or supplemented, the "Pooling and Servicing Agreement") among Partners First Receivables Funding, LLC, as Transferor, Partners First Holdings, LLC, as Servicer, and The Bank of New York (the "Trustee"), as Trustee. The Trust's only business is to act as a passive conduit to permit investment in a pool of consumer credit card account receivables.

         On January 31, 2000, The First National Bank of Atlanta (the "Registrant" or the "Transferor") acquired the credit card portfolio and related business of Partners First Holdings, LLC, Partners First Receivables Funding, LLC and Partners First Receivables, LLC, and became the Transferor and Servicer of Partners First Credit Card Master Trust pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of January 31, 2000.

Item 2.     Properties

         Not Applicable

Item 3.  Legal Proceedings

         There are no material pending legal proceedings with respect to the Partners First Credit Card Master Trust involving the Trust or The First National Bank of Atlanta, as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Investor Securities are held and delivered in book-entry form through the facilities of the Depository Trust Company("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The only definitive Investor Securities are held by Cede & Co., the nominee of DTC.

Item 6.  Selected Financial Data

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable

Item 11. Executive Compensation

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The Certificates of each Class of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. At December 31, 2000, the following direct DTC participants held positions in the Transferor Security representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Transferor Security outstanding on that date:


                                                                             Aggregate Amount   Percentage
                     Title of                                                Of Certificates        Of
                                                                                            -
                      Class                        Name                            Held         Ownership
                      -----                        ----                            ----         ---------
                  Series 1998-2    Banker Trust Company                   $        41,350,000         6.45%
                     Class A       Boston Safe Deposit and Trust Company           56,000,000         8.74%
                                   Chase Manhattan Bank                           276,000,000        43.06%
                                   Northern Trust Company                          72,000,000        11.23%
                                   State Street Bank and Trust Company             55,100,000         8.60%

                  Series 1998-2    Bankers Trust Company                  $        50,000,000         7.80%
                     Class B       Chase Manhattan Bank                            10,000,000         1.56%

                  Series 1998-3    The Bank of New York                   $        80,000,000        12.48%
                     Class A       Chase Manhattan Bank                           386,500,000        60.30%

                  Series 1998-3    The Bank of New York                   $        98,000,000        15.29%
                     Class B       Chase Manhattan Bank                             7,000,000         1.09%

                  The address of each of the above participants is:
                           C/O The Depository Trust Company
                           55 Water Street
                           New York, NY  10041

         (b)      Security Ownership of Management. Not Applicable

         (c)      Changes in Control. Not Applicable

Item 13. Certain Relationships and Related Transactions

         None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The following documents are filed as part of this Annual Report on Form 10-K:

         (a)      Exhibits

                  99.1. Report of Independent Accountants on Applying Agreed-Upon Procedures.

                  99.2.    Report of Independent Accountants on Internal
                           Control.

                  99.3.    Report of Management on Internal Control.

                  99.4.    Report of Independent Accountants on Compliance.

                  99.5.    Report of Management on Compliance.

         (b)      Reports on Form 8-K

                  Current Reports on Form 8-K are filed promptly, but in no event more than 15 days, after each distribution to Security holders attaching as an exhibit thereto the related Monthly Servicing Report in response to Item 5 (Other Events).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

                                  THE FIRST NATIONAL BANK OF ATLANTA (Delaware) d/b/a Wachovia Bank Card Services
                                  As Transferor and Servicer of Trust Registrant


Date:   March 19, 2001                           By: /s/  Michael L. Scheuerman
     -----------------------------------           ------------------
                                                 Michael L. Scheuerman
                                                 Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                     Title                        Date
         ---------                     -----                        ----


/s/ Charles M. Hegarty         President and Director          March 19, 2001
----------------------
    Charles M. Hegarty


/s/ David L. Gaines            Comptroller                     March 19, 2001
-------------------
    David L. Gaines


/s/ Beverly B. Wells           Chairman and Director           March 19, 2001
--------------------
    Beverly B. Wells

         Signature                Title                               Date
         ---------                -----                               ----

/s/ J. Peirce Anderson, Esq.   Director                        March 26, 2001
----------------------------
    J. Peirce Anderson, Esq.

/s/ John E. F. Corson          Director                        March 19, 2001
---------------------
    John E. F. Corson

/s/ Richard G. McCauley        Director                        March 22, 2001
-----------------------
    Richard G. McCauley



                                  EXHIBIT INDEX

         Exhibit No.

                  99.1. Report of Independent Accountants on Applying Agreed-Upon Procedures.

                  99.2.    Report of Independent Accountants on Internal
                           Control.

                  99.3.    Report of Management on Internal Control.

                  99.4.    Report of Independent Accountants on Compliance.

                  99.5.    Report of Management on Compliance.